Form 10QSB
period 2007-12-31
Hillholm Acquisition, Inc.
filed 2008-02-14
CIK 1420513

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-52965

HILLHOLM ACQUISITION, INC.

(Exact name of small business issuer as specified in its charter)

Wyoming	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wyoming Corporate Services Inc., 2710 Thomes Ave., Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (307) 632-3333

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

At December 31, 2007, 6,000,000 shares of the Registrant's Common Stock and 0 shares of the Registrant’s Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

HILLHOLM ACQUISITION, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PAGE

FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2007 (unaudited)

F1

Statement of Operations for the period from inception (November 19, 2007)

F2

    to December 31, 2007 (unaudited)

Statement of Stockholders’ Deficit for the period from inception (November 19,

F3

    2007) to December 31, 2007 (unaudited)

Statement of Cash Flows for the period from inception (November 19, 2007)

F4

    to December 31, 2007 (unaudited)

NOTES TO FINANCIAL STATEMENTS

F5 – F9

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Balance Sheet

As at December 31, 2007 (unaudited)

December 31,
2007

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT
Director loan	$ 2,191

STOCKHOLDERS’ DEFICT
Preferred stock – no par value;
30,000,000 shares authorized; none issued or outstanding	-
Common stock – no par value;
70,000,000 shares authorized; 6,000,000 issued and
outstanding	300
Additional paid-in capital	-
(Deficit) accumulated during development stage	(2,491)

TOTAL STOCKHOLDERS’ DEFICIT	(2,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

(Going Concern – note 3)

The accompanying notes are an integral part of the financial statements.

F1

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Statement of Operations

For the Period from Inception (November 19, 2007) to December 31, 2007 (unaudited)

Period
from Inception
(November 19, 2007)
To
December 31, 2007

REVENUE	$-

GENERAL AND ADMINISTRATIVE EXPENSES	2,491

NET LOSS FOR THE PERIOD	($2,491)

EARNINGS PER SHARE COMPUTATION:

Net loss per common share	(Less than .01)

Weighted average number of common shares outstanding - basic	6,000,000

The accompanying notes are an integral part of the financial statements.

F2

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from Inception (November 19, 2007) to December 31, 2007 (unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, inception (November 19, 2007)	-	$ -	$ -	$ -	$ -

Stock issued as compensation for
reimbursement of incorporation
expenses on November 21,
2007 at no par value per share	6,000,000	300	-	-	300

Net loss for the period	-	-		(2,491)	(2,491)

Balance, December 31, 2007	6,000,000	$300	$ -	($2,491)	($2,191)

The accompanying notes are an integral part of the financial statements.

F3

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Statement of Cash Flows

For the Period from Inception (November 19, 2007) to December 31, 2007 (unaudited)

Period
from Inception
(November 19, 2007)
To
December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period Stock issued as payment on expenses	($2,491) 300
NET CASH PROVIDED BY OPERATIONS	(2,191)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from director loan	2,191
NET CASH PROVIDED BY FINANCING ACTIVITIES:	2,191

NET CHANGE IN CASH AND CASH BALANCE, END OF PERIOD	$ -

The accompanying notes are an integral part of the financial statements.

F4

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 (unaudited)

1.

THE COMPANY

Hillholm Acquisition, Inc. (“the Company”), a company incorporated in the State of Wyoming on November 19, 2007, plans to locate and negotiate with a business entity (“the target company”) for the combination of that target company with the Company.  The combination is expected to take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

2.

SIGNIFICANT ACCOUNTING POLICIES

The Company’s accounting policies conform to United States generally accepted accounting principles and have been consistently applied in the preparation of financial statements.

The financial statements included herein have not been audited by an independent registered public accounting firm, but include all adjustments (including normal, recurring entries), which are, in the opinion of management, necessary for a fair presentation of the results for such periods.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

F5

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company did not have any items of comprehensive income during the period ended December 31, 2007

Net Loss Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, “Earnings per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.

Advertising

The Company follows a policy of charging the costs of advertising to expenses incurred. The Company incurred advertising expenses of $Nil during the period ended December 31, 2007.

Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities.  Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

F6

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 (unaudited)

2.

SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 requires companies to accrue interest on the difference between the tax position recognized on FIN 48 and the amount previously taken or expected to be taken in a company’s tax return.  Adoption of FIN 48 did not have a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS 157 provides a common definition of fair value to be used throughout GAAP, which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will be effective for the Company at the beginning of its third quarter of fiscal 2008.  The Company is currently in the process of evaluating the impact of this guidance on its financial statements and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires a Company to: (i) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (ii) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in other comprehensive income. SFAS 158 will be effective for the Company at the beginning of fiscal year 2008.  Management does not expect adoption of this standard to have a material effect on future financial statements.

F7

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 (unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. SFAS 159 will be effective for the Company at the beginning of fiscal year 2008.  The Company is in the process of evaluating the impact of this guidance on its financial statements and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”), replacing SFAS No. 141, Business Combinations (“SFAS No. 141”).  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.  SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the

F-8

HILLHOLM ACQUISITION, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2007 (unaudited)

income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, during the period ended December 31, 2007 the Company incurred a loss of $2,491.  In addition, the Company has an accumulated deficit of the same amount.  It is the intention of the Company’s stockholders to fund capital shortfalls for the foreseeable future.

As discussed in note 1, it is management’s intention to secure a business combination with the goal of listing the combined entity in the United States secondary market.  Management is devoting substantially all of its efforts to becoming a public entity so that capital financing may be achieved.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.  There can be no assurance the Company will be successful in its effort to secure additional equity financing.

4.

RELATED PARTY TRANSACTION

The Company issued 6,000,000 common shares to stockholders as reimbursement of incorporation expenses.

Since inception the sole director has advanced the Company $2,191 to pay for operating expenses.  These funds have been advanced interest free, are unsecured, and are due on demand.

F9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Hillholm Acquisition, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since November 19, 2007 (inception), and our plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 19, 2007 (inception) to December 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our sole officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our sole officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended December 31, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 11, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2008	HILLHOLM ACQUISITION, INC.

	By:	/s/ Shawn Pecore
	Name:	Shawn Pecore
	Title:	President